Form 10KSB
period 1997-12-31
SILVER QUEST INC
filed 1998-04-10
CIK 1051843

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997

                   Commission File No. 0-23535

                       SILVER QUEST, INC.
                       ------------------
          (Name of small business issuer in its charter)

             Idaho                                82-0391094
             -----                                ----------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

                    15304 E. Monmouth Place
                     Aurora, Colorado 80015
                        (303) 693-0603
                        --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
                              none

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock
                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      No  x
                     ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
            ----
Issuer's revenues for its most recent fiscal year: $ -0-

                  (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 31, 1998: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998 there were 345,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

         This Form 10-KSB consists of Twenty-Six pages.
          Exhibit Index is Located at Page Twenty-Five.

                     TABLE OF CONTENTS

                 FORM 10-KSB ANNUAL REPORT

                     SILVER QUEST, INC.

                                                              PAGE
                                                              ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          5
Item 3.    Legal Proceedings...........................          5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................          6
Item 7     Financial Statements........................          8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         19


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         19
Item 10.   Executive Compensation......................         20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         21
Item 12.   Certain Relationships and Related
               Transactions............................         22

PART IV
Item 13.   Exhibits and Reports of Form 8-K............         23



SIGNATURES.............................................         24

                           PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Silver Quest, Inc. (the "Company"), was incorporated on April 11, 1983 under the laws of the State of Idaho, to engage in any lawful corporate purpose. From inception of the Company through January 1993, the Company was engaged in the mining business, wherein it acquired mineral rights on land which management believed had mining potential and thereafter leased these properties. Since January 1993, the Company has been dormant, as it undertook no other operations. Other than issuing shares to its original shareholders, the Company never commenced any other operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     On December 23, 1997, the Company filed a registration statement on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective 60 days thereafter; however, the staff of the Commission has not, as of the date of this report, completed its review of said registration statement. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Employees

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities, which assets or business is determined to be desirable for its objectives.

     The Company operates from its offices at 15304 East Monmouth Place, Aurora, Colorado 80015. This space is provided to the Company on a rent free basis by Cheryl Miller, an officer and director of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b)  Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report, all of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1998, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a)  Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Part III, Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act - Resumes."

     Because the Company presently has nominal overhead and no other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                              SILVER QUEST, INC.
                        (A Development Stage Company)


                        Audited Financial Statements

                For the Years Ended December 31, 1997 and 1996
      and the Period January 1, 1995 (Inception) Through December 31, 1997

                             SILVER QUEST, INC.


                              TABLE OF CONTENTS

                                                                    Page
                                                                    ----

     Independent Auditors' Report                                      1

     Financial Statements

          Balance Sheet                                                2

          Statement of Operations                                      3

          Statement of Cash Flow                                       4

          Statement of Shareholders' Equity                            5

          Notes to the Financial Statements                          6-7

                         Kish Leake & Associates, P.C.
                         Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.                    7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.                         Englewood, Colorado 80111
   -------------------                                Telephone (303) 779-5006
                                                      Facsimile (303) 779-5724



                         Independent Auditor's Report
                         ----------------------------

We have audited the accompanying balance sheet of Silver Quest, Inc. (a development stage company), as of December 31, 1997 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended December 31, 1997 and 1996, and the period January 1, 1995 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Quest, Inc. at December 31, 1997 and the results of its operations and its cash flows for the fiscal years ended December 31, 1997 and 1996, and the period January 1, 1995 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   The deficiency in working capital
as of December 31, 1997 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 25, 1998

Silver Quest, Inc.
(A Development Stage Company)
Balance Sheet
______________________________________________________________________________

                                                           December
                                                           31, 1997
                                                           --------
ASSETS                                                     $      0
                                                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                                500
                                                           --------
SHAREHOLDERS' EQUITY

Common Stock, .01 Par Value
Authorized 50,000,000 Shares; Issued
And Outstanding 345,000 Shares                                3,450

Additional Paid In Capital                                   19,361

Retained Deficit                                            (23,311)
                                                           --------

TOTAL SHAREHOLDERS' EQUITY                                     (500)
                                                           --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                       $      0
                                                           ========


















The Accompanying Notes Are An Integral Part Of These Financial Statements.


Silver Quest, Inc.
(A Development Stage Company)
Statement Of Operations
______________________________________________________________________________

                                                               January
                                                               1, 1995
                                                              (Inception)
                                                               through
                                       December    December    December
                                       31, 1997    31, 1996    31, 1997
                                       --------    --------    --------
REVENUE                                $      0    $      0    $      0
                                       --------    --------    --------
EXPENSES

  Professional Fees                      10,500       1,250      11,750
                                       --------    --------    --------
Total                                    10,500       1,250      11,750
                                       --------    --------    --------
Net (Loss)                            ($ 10,500)  ($  1,250)  ($ 11,750)
                                       ========    ========    ========
Net (Loss) Per
 Common Share                            ($0.03)     ($0.00)     ($0.03)
                                       ========    ========    ========
Common Shares
 Outstanding                            345,000     345,000     345,000
                                       ========    ========    ========






















The Accompanying Notes Are An Integral Part Of These Financial Statements.


Silver Quest, Inc.
(A Development Stage Company)
Statement Of Cash Flows
______________________________________________________________________________

                                                             January
                                                             1, 1995
                                                            (Inception)
                                                             through
                                       December   December   December
                                         1997       1996     31, 1997
                                       --------   -------    --------
Net (Loss) Accumulated
 During The Development
 Stage                                ($ 10,500) ($ 1,250)  ($ 11,750)

Items Not Affecting Cash Flow:

  Expenses Paid By Shareholders'
     On Behalf Of The Company            11,250         0      11,250

  Increase (Decrease) In
    Accounts Payable                  ($    750)  $ 1,250         500
                                       --------   -------    --------
Cash Flows From Operations                    0         0           0
                                       --------   -------    --------

CASH FLOWS FROM
  FINANCING ACTIVITIES                        0         0           0
                                       --------   -------    --------
Cash Flows From Investing                     0         0           0
                                       --------   -------    --------
CASH FLOWS FROM
   INVESTING ACTIVITIES                       0         0           0
                                       --------   -------    --------
Cash Flows From Investing                     0         0           0
                                       --------   -------    --------
Net Increase In Cash                          0         0           0
Cash At Beginning Of Period                   0         0           0
                                       --------   -------    --------
Cash At End Of Period                  $      0   $     0    $      0
                                       ========   =======    ========

Non-Cash Activities:

Expenses Paid By Shareholders'
  On Behalf Of The Company             $ 11,250   $     0    $ 11,250
                                       ========   =======    ========







The Accompanying Notes Are An Integral Part Of These Financial Statements.


Silver Quest, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity
____________________________________________________________________________________


                                    Number Of           Additional
                                      Common    Common   Paid-In   Retained
                                    Shares **   Stock    Capital   Deficit    Total
                                    ---------   ------   -------   -------   -------
Balance At December 31,  1994, 1995   345,000   $3,450   $ 8,111  ($11,561)  $     0
                                    ---------   ------   -------   -------   -------
Net Loss December 31, 1996                                          (1,250)   (1,250)
                                                                             -------
Balance At December 31, 1996          345,000    3,450     8,111   (12,811)   (1,250)
                                    ---------   ------   -------   -------   -------
Net Loss December 31, 1997                                         (10,500)  (10,500)
Additional Paid In Capital                                11,250              11,250

Balance At September 30, 1997         345,000   $3,450   $19,361  ($23,311) ($   500)
                                    =========   ======   =======   =======   =======



 ** Reflects 10 for 1 Stock Split.

























The Accompanying Notes Are An Integral Part Of These Financial Statements.


Silver Quest, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended December 31, 1997 and 1996
-----------------------------------------------------



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:

On April 11, 1983, Silver Quest, Inc. (the Company) was incorporated under the laws of Idaho for the purpose of engaging in the mining business. In December 1986 the Company ceased operations in the mining business.

On January 1, 1995 the Company's management decided to search for a merger or acquisition candidate and therefore has entered into the development stage.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon an acquisition.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest for the years ended December 31, 1997 and 1996 was $-0-. Cash paid for income taxes for the years ended December 31, 1997 and 1996 was $-0-.

Net (Loss) per Common Share:

Net (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding for the period ended December 31, 1997 and December 31, 1996.

Silver Quest, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal years Ended December 31, 1997 and 1996
-----------------------------------------------------



Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.


Note 2 - Equity
---------------

The Company initially authorized 50,000 shares of $.01 par value common stock.

In July 1997 the board of directors of the Company approved a 10 to 1 forward split making the outstanding common stock equal to 345,000 shares.


Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address provided by an officer and director on a cost free basis at their residence. No expense has been recorded as the value of the address is considered immaterial.


Note 4 - Income Taxes
---------------------

At December 31, 1997 the Company had net operating loss carry forwards available for financial statement and Federal income tax purposes of approximately $11,750 which, if not used, will expire in the year 2011 and 2012.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of December 31, 1997 and 1996 there is no material difference between recorded book basis and tax basis. The Company has made no provision for income taxes because there have been no operations generating taxable income for financial statement or tax purposes.

Silver Quest, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal years Ended December 31, 1997 and 1996
-----------------------------------------------------



The Company had a deferred tax asset of $250 as of December 31, 1996, and $2,350 as of December 31, 1997 primarily for its net operating loss carry forward which has been fully reserved through a valuation allowance. The change in valuation allowance for 1997 is $2,100.

Note 5 - Basis of Presentation
------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                         Age          Position
----                         ---          --------

Lowell S. Miller              53          President, Director

Cheryl J. Miller              46          Secretary, Treasurer,
                                          Director

Carolyn Sagara                34          Vice President,
                                          Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     Lowell S. Miller and Cheryl J. Miller are brother and sister. Other than this relationship, there are no other family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Lowell S. Miller, President and a director of the Company, has held his positions with the Company since its inception. In addition to his positions with the Company, since 1992 Mr. Miller has been President of Win, Inc., St. Joseph, Michigan, which is involved in structuring mining and real estate ventures. Mr. Miller received a Master's Degree in 1967 from the University of Chicago and a Bachelor of Science degree in 1965 from the University of Arizona. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Cheryl J. Miller, Secretary, Treasurer and a director of the Company, has held her position as a director of the Company since February 1984, as Secretary since November 1994, and as Treasurer since April 1996. In addition to her positions with the Company, since August 1991, Ms. Miller has been a registered representative with Rocky Mountain Securities & Investments, an Englewood, Colorado, stock brokerage firm. Ms. Miller received a Masters Degree in Arts in 1973 from Creighton University and a Bachelor of Science degree in 1970 from Colorado Woman's College. She devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Carolyn Sagara, Vice President and a director of the Company, has held her position with the Company since April 1996. In addition to her positions with Company, since May 1996, Ms. Sagara has been a social worker with the Denver Department of Social Services, Denver, Colorado. From May 1995 to May 1996, Ms. Sagara was a therapist with Denver Mental Health Corp., Denver, Colorado, and from September 1987 to May 1995, a therapist with Arapahoe County Mental Health Center, Inc., Englewood, Colorado. Ms. Sagara received her Masters Degree in Counseling in 1987 from University of Colorado at Denver, Colorado, and her Bachelor of Science Degree in education in 1979 from Metro State College, Denver, Colorado. She devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 1997, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past.
They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner              Owner            Class
--------------  ------------------      ----------     ----------

Common          Cheryl Miller(1)           150,000          43.5%
                15304 E. Monmouth Place
                Aurora, CO 80015

Common          Lowell Miller(1)            30,000           8.7%
                2500 Niles Avenue
                St. Joseph, MI 49085

Common          Carolyn H. Sagara(1)        30,000           8.7%
                8221 W. Walker Dr.
                Littleton, CO 80123

Common          Phyliss C. Miller           26,000           7.5%
                2609 Lake View Avenue
                St. Joseph, MI  49085

Common          Vance B. Miller             20,000           5.8%
                Box 100
                Wickenburg, AZ 85358-0100

Common          Wallace Westwood            20,000           5.8%
                5900 W. Rowland Avenue
                Littleton, CO  80123

Common          William Miller              25,000           7.3%
                6979 W. Quarto Place
                Littleton, CO  80123

Common          All Officers and           210,000          60.9%
                Directors as a
                Group (3 persons)
____________________

(1)  Officer and director.

     The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                           PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1*   Certificate and Articles of Incorporation and
             Amendments thereto.

      3.2*   Bylaws.

      4.1*   Copies of All Lock-up Agreements by the Company's
             Shareholders

      EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on December 23, 1997 and are incorporated by reference herein.

(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1997.

                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 1998.

                                   SILVER QUEST, INC.
                                   (Registrant)


                                   By:/s/ Lowell S. Miller
                                      ---------------------------
                                      Lowell S. Miller,
                                      President

                                   By:/s/ Cheryl J. Miller
                                      ---------------------------
                                      Cheryl J. Miller,
                                      Secretary/Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 1998.


/s/ Lowell S. Miller
-----------------------------------
Lowell S. Miller,
President and Director


/s/ Cheryl J. Miller
-----------------------------------
Cheryl J. Miller,
Secretary, Treasurer and Director


/s/ Carolyn Sagara
-----------------------------------
Carolyn Sagara,
Vice President and Director

                         SILVER QUEST, INC.

            Exhibit Index to Annual Report on Form 10-KSB
             For the Fiscal Year Ended December 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule                           26