Form 10QSB
period 1998-03-31
SILVER QUEST INC
filed 1998-05-15
CIK 1051843

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                     For Quarter Ended:  March 31, 1998
                      Commission File Number:  0-23535



                             SILVER QUEST, INC.
      (Exact name of small business issuer as specified in its charter)



                                   Idaho
        (State or other jurisdiction of incorporation or organization)

                                82-0391094
                     (IRS Employer Identification No.)

                           15304 E. Monmouth Place
                               Aurora, Colorado
                  (Address of principal executive offices)

                                    80015
                                  (Zip Code)

                               (303) 693-0603
                         (Issuer's Telephone Number)


             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 345,000 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

Subsequent Event

     On or about April 23, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission, advising that the Company had entered into a letter of intent effective April 15, 1998, with Pact Communication Group, Inc. ("PACT"), a privately held Florida corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of PACT, in exchange for issuance by the Company of previously unissued "restricted" common stock. PACT is a provider of internet system and network management solutions for enterprises with mission-critical internet operations.

     The relevant terms of the transaction require the Company to undertake a forward split of its common stock, whereby 1.45 shares of common stock will be issued in exchange for one share of common stock, and, thereafter, to issue to the PACT shareholders an aggregate of 4,500,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of PACT.

SILVER QUEST, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               March 31       December 31
                                                 1998             1997
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $   2,593       $       500

SHAREHOLDERS' EQUITY

  Common Stock, $.01 Par Value;
  50,000,000 Shares Authorized,
  345,000 Issued and Outstanding at
  March 31, 1998 and December 31, 1997,
  respectively                                $   3,450       $     3,450

  Additional Paid In Capital                     19,361            19,361

  Deficit Accumulated During
    the Development Stage                       (25,404)          (23,311)
                                              ---------       -----------
Total Shareholders' Equity                    $  (2,593)      $      (500)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========




SILVER QUEST, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                                               January
                                 For the       For the         1, 1995
                               Three Months  Three Months    (Inception)
                                  Ended          Ended           Thru
                                 March 31,     March 31,       March 31,
                                   1998          1997            1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses

  Professional Fees                  2,093              0          13,843
                              ------------   ------------   -------------
Total                                2,093              0          13,843
                              ------------   ------------   -------------

Net (Loss) Accumulated
  During The Development
  Stage                       $     (2,093)  $          0  $      (13,843)
                              ============   ============  ==============

Net (Loss) Per Share          $     ($0.00)  $     ($0.00) $       ($0.04)
                              ============   ============  ==============
Common Shares
  Outstanding                      345,000        345,000         345,000
                              ============   ============  ==============



SILVER QUEST, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                                                  January
                                    For the        For the        1, 1995
                                  Three Months   Three Months   (Inception)
                                     Ended          Ended           Thru
                                    March 31,      March 31,      March 31,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $     (2,093)  $          0   $     (13,843)

Items Not Affecting Cash Flow:

  Expenses Paid by Shareholders
    On Behalf of the Company                0              0          11,250

  Increase (Decrease) In
    Accounts Payable                    2,093              0           2,593
                                 ------------   ------------   -------------
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0               0
                                 ------------   ------------   -------------
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ------------   ------------   -------------

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============
Supplementary Disclosure of
  Cash Flow Information:

Noncash Financing Activities:
  Expenses Paid By Shareholder
    On Behalf of The Company     $         0    $         0   $      11,250
                                 ===========    ===========   =============


SILVER QUEST, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994
  and 1995                  345,000  $3,450  $    8,111  $  (11,561)  $     0

Net Loss
  December 31, 1996                                          (1,250)   (1,250)
                       ------------  ------  ----------  ----------   -------

Balance at
  December 31, 1996         345,000  $3,450  $    8,111     (12,811)   (1,250)
                       ------------  ------  ----------  ----------   -------
Net Loss
  December 31, 1997                                         (11,750)  (11,750)
Additional Paid
  In Capital                                     11,250                11,250
                       ------------  ------  ----------  ----------   -------
Balance at
  December 31, 1997         345,000  $3,450  $   19,361     (24,561)  ($1,750)

Net (Loss)
  March 31, 1998                                             (2,093)   (2,093)
                       ------------  ------  ----------  ----------   -------
Balance at
  March 31, 1998            345,000  $3,450  $   19,361  $  (26,654)  $(3,843)
                       ============  ======  ==========  ==========   =======




                              SILVER QUEST, INC.

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.
------

The Company initially authorized 50,000,000 shares of $.01 par value common stock. In February 1985, the Company issued 34,500 shares of common stock for an assignment of mining claims valued at $11,561. In July 1997, the Company effectuated a 50 to 1 forward split. For accounting purposes the equity of the Company was retroactively restated to reflect this change.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 1998 and 1997, and for the periods from inception at January 1, 1995 to March 31, 1998, (b) financial position at March 31, 1998 and December 31, 1997, and (c) the cash flows for the three months ended March 31, 1998 and 1997, and for the period from inception, January 1, 1995 to March 31, 1998 have been made.

NOTE 2.
------

The results for the three month period ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1998.

                                SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SILVER QUEST, INC.
                              (Registrant)

                              Dated:  May 14, 1998



                              By:  S/Carolyn Sagara
                                   Carolyn Sagara,
                                   President

                             SILVER QUEST, INC.

               Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended March 31, 1998

EXHIBITS                                                              Page No.

  EX-27     Financial Data Schedule                                        11